Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2024-5C25
filed 2026-03-19
CIK 2013825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Jordan Creek Town Center Mortgage Loan, the Acquisition America Portfolio Mortgage Loan, the DoubleTree by Hilton Hotel Orlando at SeaWorld Mortgage Loan and the Galleria at Tyler Mortgage Loan and the special servicer of the Elmwood Shopping Center Mortgage Loan on and after March 10, 2025. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the primary servicer of the Jordan Creek Town Center Mortgage Loan, the Kenwood Towne Centre Mortgage Loan, the Elmwood Shopping Center Mortgage Loan and the Galleria at Tyler Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Jordan Creek Town Center Mortgage Loan, the Kenwood Towne Centre Mortgage Loan, the Elmwood Shopping Center Mortgage Loan and the Galleria at Tyler Mortgage Loan on and after March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Wells Fargo Bank, National Association and Trimont LLC, each as primary servicer of the Elmwood Shopping Center Mortgage Loan, the Jordan Creek Town Center Mortgage Loan, the Kenwood Towne Centre Mortgage Loan and the Galleria at Tyler Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Tysons Corner Center Mortgage Loan, the Acquisition America Portfolio Mortgage Loan, the DoubleTree by Hilton Hotel Orlando at SeaWorld Mortgage Loan and the Elmwood Shopping Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Tysons Corner Center Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Acquisition America Portfolio Mortgage Loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld Mortgage Loan, BellOak, LLC as operating advisor of the Acquisition America Portfolio Mortgage Loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Elmwood Shopping Center Mortgage Loan prior to March 10, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Berkadia Commercial Mortgage LLC as primary servicer of the Tysons Corner Center Mortgage Loan, Situs Holdings, LLC as special servicer of the Tysons Corner Center Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Acquisition America Portfolio Mortgage Loan and the DoubleTree by Hilton Hotel Orlando at SeaWorld Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Elmwood Shopping Center Mortgage Loan prior to March 10, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.36       BellOak, LLC, as Operating Advisor of the DoubleTree by Hilton Hotel Orlando at SeaWorld Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the Elmwood Shopping Center Mortgage Loan prior to March 1, 2025

33.38       Trimont LLC, as Primary Servicer of the Elmwood Shopping Center Mortgage Loan on and after March 1, 2025

33.39       Greystone Servicing Company LLC, as Special Servicer of the Elmwood Shopping Center Mortgage Loan prior to March 10, 2025 (Omitted. See Explanatory Notes.)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Elmwood Shopping Center Mortgage Loan on and after March 10, 2025 (see Exhibit 33.1)

33.41       Computershare Trust Company, National Association, as Trustee of the Elmwood Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Computershare Trust Company, National Association, as Custodian of the Elmwood Shopping Center Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the Elmwood Shopping Center Mortgage Loan

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Elmwood Shopping Center Mortgage Loan

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.1)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.37)

33.47       Trimont LLC, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.38)

33.48       LNR Partners, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan

33.49       Computershare Trust Company, National Association, as Trustee of the Jordan Creek Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Computershare Trust Company, National Association, as Custodian of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.4)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.43)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.44)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 33.37)

33.54       Trimont LLC, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 33.38)

33.55       LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.48)

33.56       Computershare Trust Company, National Association, as Trustee of the Kenwood Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Computershare Trust Company, National Association, as Custodian of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.4)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.43)

33.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.44)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 33.1)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 (see Exhibit 33.37)

33.62       Trimont LLC, as Primary Servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025 (see Exhibit 33.38)

33.63       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 33.48)

33.64       Computershare Trust Company, National Association, as Trustee of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Computershare Trust Company, National Association, as Custodian of the Galleria at Tyler Mortgage Loan (see Exhibit 33.4)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the Galleria at Tyler Mortgage Loan (see Exhibit 33.43)

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Galleria at Tyler Mortgage Loan (see Exhibit 33.44)

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

34.36       BellOak, LLC, as Operating Advisor of the DoubleTree by Hilton Hotel Orlando at SeaWorld Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the Elmwood Shopping Center Mortgage Loan prior to March 1, 2025

34.38       Trimont LLC, as Primary Servicer of the Elmwood Shopping Center Mortgage Loan on and after March 1, 2025

34.39       Greystone Servicing Company LLC, as Special Servicer of the Elmwood Shopping Center Mortgage Loan prior to March 10, 2025 (Omitted. See Explanatory Notes.)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Elmwood Shopping Center Mortgage Loan on and after March 10, 2025 (see Exhibit 34.1)

34.41       Computershare Trust Company, National Association, as Trustee of the Elmwood Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Computershare Trust Company, National Association, as Custodian of the Elmwood Shopping Center Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the Elmwood Shopping Center Mortgage Loan

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Elmwood Shopping Center Mortgage Loan

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.1)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.37)

34.47       Trimont LLC, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.38)

34.48       LNR Partners, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan

34.49       Computershare Trust Company, National Association, as Trustee of the Jordan Creek Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Computershare Trust Company, National Association, as Custodian of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.4)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.43)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.44)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 34.37)

34.54       Trimont LLC, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 34.38)

34.55       LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.48)

34.56       Computershare Trust Company, National Association, as Trustee of the Kenwood Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Computershare Trust Company, National Association, as Custodian of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.4)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.43)

34.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.44)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 34.1)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 (see Exhibit 34.37)

34.62       Trimont LLC, as Primary Servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025 (see Exhibit 34.38)

34.63       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 34.48)

34.64       Computershare Trust Company, National Association, as Trustee of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Computershare Trust Company, National Association, as Custodian of the Galleria at Tyler Mortgage Loan (see Exhibit 34.4)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the Galleria at Tyler Mortgage Loan (see Exhibit 34.43)

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Galleria at Tyler Mortgage Loan (see Exhibit 34.44)

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

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Elmwood Shopping Center Mortgage Loan prior to March 1, 2025

35.19       Trimont LLC, as Primary Servicer of the Elmwood Shopping Center Mortgage Loan on and after March 1, 2025

35.20       Greystone Servicing Company LLC, as Special Servicer of the Elmwood Shopping Center Mortgage Loan prior to March 10, 2025 (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Elmwood Shopping Center Mortgage Loan on and after March 10, 2025 (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 35.1)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.18)

35.24       Trimont LLC, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.19)

35.25       LNR Partners, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 35.18)

35.27       Trimont LLC, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 35.19)

35.28       LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 35.25)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 35.1)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 (see Exhibit 35.18)

35.31       Trimont LLC, as Primary Servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025 (see Exhibit 35.19)

35.32       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 35.25)

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

Date: March 19, 2026